Form 10KSB
period 2005-12-31
ADAGIO ACQUISITION I, INC
filed 2006-04-11
CIK 1328999

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-51494

Adagio Acquisition I, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2852425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Spencer Trask Ventures, Inc. 535 Madison Avenue, 18th Floor New York, NY	10022
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
(212) 418-8573

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐  No☒.

The Company’s revenues for the fiscal year ended December 31, 2005 were $0.

As of April 7, 2006, there were 1,500,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Adagio Acquisition I, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Business.

Introduction

Adagio Acquisition I, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on April 22, 2005 and maintains its principal offices at 535 Madison Avenue, 18th Floor, New York, NY. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and since the effectiveness of its registration statement on Form 10-SB/A has begun efforts to consummate a business combination.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. Also, the Company is considering raising money through a private placement of securities, but has not made a final determination as to whether or not to do so.

The Company, based on its proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a shell company, as that term is defined in Rule 12b-2 under the Exchange Act – a company with no or nominal operations and either (i) no or nominal assets; (ii) assets consisting of solely cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Competition

With our current primary goal the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation, the Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

The Company currently has no employees.

RISK FACTORS

The information in this Form 10-KSB contains forward-looking statements. These statements relate to future events or future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “hopes,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. In evaluating these statements, readers should specifically consider various factors, including the risks outlined below. These factors may cause the Company’s actual results to differ materially from any forward-looking statement.

We have a limited history.

We have a limited history and no revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

There may be conflicts of interest between our management and stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of our stockholders. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. William P. Dioguardi, our sole stockholder, officer and director, is currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which he is, and may in the future be affiliated with, may arise. He is also President of Spencer Trask Ventures, Inc., which may have a pecuniary interest in some of the companies that may be considered by the Company as prospects for a business combination. Mr. Dioguardi is the managing member of entities that manage private equity funds which, in the aggregate, have invested in approximately 50 companies, some of which may be considered as candidates for a business combination with us.

We have incurred and expect to continue to incur losses.

Since April 22, 2005 (inception), we have incurred a net loss of $24,278. We expect that we will incur losses at least until we complete a business combination and perhaps after such a combination, as well. There can be no assurances that we will ever be profitable.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenues, as we have no operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business, if at all.

There is competition for companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, and acquisitions of, small entities. A large number of established and well-financed entities, as well as small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Some of these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors reduce the likelihood of our identifying and consummating a business combination.

We face a number of risks associated with potential acquisitions.

We intend to use reasonable efforts to complete a business combination with an operating business. Such a combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

Our stockholders may have a minority interest in the Company following a business combination.

If we enter into a business combination with a company with a value in excess of the value of our Company, and issue shares of our common stock to the stockholders of such company as consideration for merging with us, our stockholders would own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to elect our Board of Directors and control our Company.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your entire investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, or acquisition of, any entity. No assurances can be given that we will successfully identify or evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

Management intends to devote only a limited amount of time to seeking a target company, which may materially and adversely impact our ability to identify and consummate a business combination.

Management anticipates devoting no more than a very limited amount of time to the Company's affairs in total, including seeking a business combination. Our sole officer has not entered into a written employment agreement with us and is not expected to do so. This limited commitment may materially and adversely impact our ability to identify and consummate a business combination.

Our principal stockholder may engage in a transaction to cause the Company to repurchase his shares of Common Stock.

In order to provide an interest in the Company to a third party, our principal stockholder may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of Common Stock held by the principal stockholder. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with some companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act, and violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks may include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ from the United States’ economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is no public market for our common stock, we never paid dividends on our common stock, and we have no present intention of paying dividends on our common stock in the foreseeable future.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such combined business files a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Additionally, we have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on Nasdaq or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on Nasdaq or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on another stock exchange, we expect that our common stock will be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Liquidity of our common stock is limited.

Our common stock is not registered under the securities laws of any state or other jurisdiction, and accordingly, there is no trading market. Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment. Further, shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 or Section 4(1) of the Securities Act in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

The Company intends to issue more shares of common stock in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 75,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of brokerage firms.

Additional risks may exist since we may assist a privately held business to become public through a “reverse merger.” Securities analysts of brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

Authorization of Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could materially adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Control by William P. Dioguardi.

Our sole stockholder is William P. Dioguardi, who is also our sole officer and director. William P. Dioguardi currently owns all of the issued and outstanding capital stock of the Company. Consequently, this shareholder controls the operations of the Company and has the ability to control all matters submitted to stockholders for approval, including:

•	Election of the Board of Directors;

•	Removal of any directors;

•	Amendment of the Company’s Certificate of Incorporation or Bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This stockholder thus has complete control over our management and affairs. Accordingly, this ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquiror from making a tender offer for the common stock.

Item 2. Property.

The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of the date hereof, there is one holder of record of the Common Stock who owns 1,500,000 shares of Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). The Company has not yet issued any of the Preferred Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Recent Sales of Unregistered Securities

We issued 1,500,000 shares of Common Stock on June 1, 2005, to William P. Dioguardi, our sole officer and director, for aggregate cash consideration of $50,000. We sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

Mr. Dioguardi represented in writing that he acquired the securities for his own account. A legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to locate suitable acquisition or merger candidates. The Company may need additional cash advances from stockholders to pay for operating expenses until the Company consummates the merger with a privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition or merger transactions. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Item 7. Financial Statements.

ADAGIO ACQUISITION I, INC.
A Development Stage Company
Table of Contents
December 31, 2005

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheet	F-2
Statement of Operations	F-3
Statement of Changes in Stockholder’s Equity	F-4
Statement of Cash Flows	F-5

NOTES TO FINANCIAL STATEMENTS	F-6- F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Adagio Acquisition I, Inc.
A Development Stage Company

We have audited the accompanying balance sheet of Adagio Acquisition I, Inc., a development stage company, as of December 31, 2005 and the related statements of operations, stockholder’s equity and cash flows for the period from April 22, 2005 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adagio Acquisition I, Inc., a development stage company, as of December 31, 2005 and the results of its operations and its cash flows for the period April 22, 2005 (inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP
East Meadow, New York
April 4, 2006

ADAGIO ACQUISITION I, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET
December 31, 2005

ASSETS
Current Assets
Cash and cash equivalents	$19,687
Prepaid expenses	9,375

Total Assets	$29,062

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,340

STOCKHOLDER'S EQUITY
Preferred stock - $.0001 par value - 10,000,000 shares authorized; -0- shares issued and outstanding	$—
Common stock - $.0001 par value - 75,000,000 shares authorized; 1,500,000 shares issued and outstanding	150
Paid-in capital	49,850
(Deficit) accumulated during the development stage	(24,278)

Total Stockholder's Equity	25,722

$29,062

See notes to financial statements.

ADAGIO ACQUISITION I, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS
FOR THE PERIOD APRIL 22, 2005 (INCEPTION) THROUGH DECEMBER 31, 2005

Net Sales	$—

Cost of Sales	—

Gross Profit	—

General and Administrative Expenses	(24,794)

Investment Income	516

Net (Loss)	$(24,278)

Basic and Diluted (Loss) Per Share	(0.02)

Weighted Average Number of Common Shares Outstanding	1,268,775

See notes to financial statements.

ADAGIO ACQUISITION I, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE PERIOD APRIL 22, 2005 (INCEPTION) THROUGH DECEMBER 31, 2005

	Preferred Stock		Common Stock			Additional	(Deficit) accumulated During the	Stockholder's
	Shares	Amount	Shares	Amount		Paid-In-Capital	Development Stage	Equity

Balance - April 22, 2005		$		$		$	$	$

Issuance of Common Stock			1,500,000		150	49,850		50,000
Net (Loss)							(24,278)	(24,278)

Balance - December 31, 2005		$	1,500,000		$150	$49,850	$(24,278)	$25,722

See notes to financial statements.

ADAGIO ACQUISITION I, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS
FOR THE PERIOD APRIL 22, 2005 (INCEPTION) THROUGH DECEMBER 31, 2005

Cash Flows from Operating Activities
Net (Loss)	$(24,278)

Adjustments to reconcile Net (Loss) to net cash used in operating activities:
(Increase) in Prepaid expenses	(9,375)
Increase in Accounts payable and accrued expenses	3,340
Net cash used in operating activities:	(30,313)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	50,000

Net Increase in Cash and Cash Equivalents	19,687

Cash and Cash Equivalents - beginning	—

Cash and Cash Equivalents - end	$19,687

See notes to financial statements.

Adagio Acquisition I, Inc.

A Development Stage Company
Notes to Financial Statements
December 31, 2005

1.	Development Stage Company

Adagio Acquisition I, Inc., a development stage company (the “Company”), was incorporated in the name of Scimitar Acquisition I, Inc., in the State of Delaware on April 22, 2005. The Company changed its name to Adagio Acquisition I, Inc. on May 25, 2005. The Company is looking to acquire an existing company or acquire the technology to begin operations.

2.	Summary of Significant Accounting Policies

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period April 22, 2005 (inception) through December 31, 2005, the Company earned investment income of $516.

c.
Income Taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

d.
Loss per Common Share - Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination ofdilutive shares outstanding during each period. The Company does not have any potentially dilutive instruments.

e.	Fair Value of Financial Instruments - The carrying value of cash equivalents and accounts payable and accrued expenses approximate fair value due to their short term nature.

3.	Equity Securities

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

4.	Income Taxes

The Company has approximately $9,000 in gross deferred tax assets at December 31, 2005 resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is -0- for the period April 22, 2005 (inception) to December 31, 2005. At December 31, 2005, the Company has federal net operating loss carry forwards of approximately $24,000 available to offset future taxable income through 2025.

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

For the period April 22, 2005 (Inception) through December 31, 2005

Statutory federal income taxes	(34%)
State Taxes, net of federal benefits	(5%)
Valuation allowance	39%

Income tax rate	-0-

5.	Related Party Transactions

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, William P. Dioguardi, the Company’s sole officer and director, concluded that the Company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2005, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal years ended 2005:

Name	Age	Position	Term
William P. Dioguardi	48	President, Secretary and Director	April 22, 2005 thru Present

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

William P. Dioguardi, our President, Secretary, sole stockholder and sole director is currently President of Spencer Trask Ventures, Inc., a position he has held since 1994. Spencer Trask Ventures, Inc. is a private investment firm based in New York City. Mr. Dioguardi is also General Partner and Member Manager of the Spencer Trask Private Equity Fund I LP, Spencer Trask Private Equity Fund II LP, Spencer Trask Private Equity Accredited Fund III LLC and the Spencer Trask Illumination Fund LLC, Garfield Associates LLC, and Lincoln Associates LLC, all of which are diversified venture capital funds that invest principally in Spencer Trask Ventures, Inc. private equity opportunities. Prior to joining Spencer Trask Ventures, Inc., Mr. Dioguardi was a founder and President of Vantage Securities, Inc., an NASD and SIPC member firm, which specialized in private and public offerings for emerging growth companies. From 1980 to 1988, Mr. Dioguardi was a member of the Executive Committee and First Vice President of Integrated Resources, Inc., where he headed the branch office system with over 5,000 financial advisors. Mr. Dioguardi is a member of the Board of Directors of Concord, Jedai Broadband Networks, Inc., Spencer Trask & Co., Inc., Multispectral Imaging, Inc. and Doctor Direct, Inc. He also is the sole officer, director and stockholder of Adagio Acquisition II, Inc. and Adagio Acquisition III, Inc., both of which are “blank check” and shell companies similar to us. Mr. Dioguardi received a B.S. degree in Business Administration from Monmouth University.

(b) Significant Employees. None.

(c) Family Relationships. None.

(d) Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

(e) The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC of forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the period from April 22, 2005 (inception) to December 31, 2005 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2005.

Name and Position	Year	Annual Compensation
William P. Dioguardi, President, Secretary and Director	2005	None

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the fiscal year ended December 31, 2005 no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of April 7, 2006, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
William P. Dioguardi (1) c/o Spencer Trask Ventures, Inc 535 Madison Ave., 18th Floor New York, New York 10022	1,500,000	100%
All Directors and Officers as a Group (1 individual)	1,500,000	100%
_____________________________________________________

(1)	Mr. Dioguardi is the President, Secretary and sole director of the Company.

Item 12. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits and Reports on Form 8-K.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	Amendment to Certificate of Incorporation

*3.3	By-laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on November 8, 2005, and incorporated herein by this reference.

(b)	Reports on Form 8-K

None.

Item 14. Principal Accountant Fees and Services

Raich Ende Malter & Co. LLP (“Raich Ende”) is the Company's independent registered public accounting firm.

AUDIT FEES

The aggregate fees billed by Raich Ende for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB or services that are normally provided in connection with statutory and regulatory filings were $8,044 for the fiscal year ended December 31, 2005.

AUDIT-RELATED FEES

Raich Ende fees billed for assurance and related services related to the audit or review of the Company’s financial statements were $0 for the fiscal year ended December 31, 2005.

TAX FEES

Raich Ende fees billed for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended December 31, 2005.

ALL OTHER FEES

Raich Ende fees billed for other products and services were $0 for the fiscal year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAGIO ACQUISITION I, INC.

Dated: April 11, 2006	By:	/s/ William P. Dioguardi
William P. Dioguardi
President