Form 10QSB
period 2006-06-30
ADAGIO ACQUISITION I, INC
filed 2006-08-21
CIK 1328999

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,000 shares of Common Stock, par value $ .0001 per share, outstanding as of August 16, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

ADAGIO ACQUISITION I, INC.

- INDEX -
Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Condensed Balance Sheet	F-1
June 30, 2006 (unaudited)

Condensed Statements of Operations (unaudited)	F-2
Three and Six months ended June 30, 2006 and the periods from
April 22, 2005 (Inception) to June 30, 2006 and 2005

Condensed Statement of Changes in Stockholder’s Equity (unaudited)	F-3
for the period April 22, 2005 (Inception) through June 30, 2006

Condensed Statements of Cash Flows (unaudited)	F-4
Six months ended June 30, 2006 and the periods from
April 22, 2005 (Inception) to June 30, 2006 and 2005

Notes to Interim Unaudited Condensed Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits and Reports on Form 8-K	3

Signatures	4

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

ADAGIO ACQUISITION I, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET (Unaudited)
June 30, 2006

ASSETS
Current Assets
Cash and cash equivalents	$15,729
Prepaid expenses	3,125

Total Assets	$18,854

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued expenses	$13,915
Due to stockholder	144
14,059

STOCKHOLDER'S EQUITY
Preferred stock - $.0001 par value - 10,000,000 shares authorized;
-0- shares issued and outstanding	-
Common stock - $.0001 par value - 75,000,000 shares authorized;
1,500,000 shares issued and 60,000 shares outstanding	150
Additional paid-in capital	49,850
(Deficit) accumulated during the development stage	(45,061)
Treasury Stock (at cost)	(144)

Total Stockholder's Equity	4,795

$18,854

See notes to (unaudited) financial statements.

ADAGIO ACQUISITION I, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS (Unaudited)

	April 22, 2005 (Inception) Through June 30, 2005	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006	Cumulative Period From April 22, 2005 (Inception) Through June 30, 2006

Net Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

General and Administrative Expenses	(12,500)	(11,573)	(21,142)	(45,936)

Investment Income	-	174	359	875

Net (Loss)	$(12,500)	$(11,399)	$(20,783)	$(45,061)

Basic and Diluted (Loss) Per Share	$(0.02)	$(0.01)	$(0.01)	$(0.03)

Weighted Average Number of Common Shares Outstanding	642,857	1,420,879	1,460,221	1,345,517

See notes to (unaudited) financial statements.

ADAGIO ACQUISITION I, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
FOR THE PERIOD APRIL 22, 2005 (INCEPTION) THROUGH JUNE 30, 2006
						(Deficit)
						accumulated
	Preferred Stock		Common Stock		Additional Paid-In-	During the Development	Treasury Stock		Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Shares	Amount	Equity

Balance - APRIL 22, 2005	-	$-	-	$-	$-	$-	-	$-	$-

June 6, 2005
Issuance of common stock			1,500,000	150	49,850				50,000

Net (Loss)						(24,278)			(24,278)

Balance - December 31, 2005	-	$-	1,500,000	$150	$49,850	$(24,278)		$-	$25,722

Repurchase of treasury stock							1,440,000	(144)	(144)

Net (Loss)						(20,783)			(20,783)

Balance -June 30, 2006	-	$-	1,500,000	$150	$49,850	$(45,061)	1,440,000	$(144)	$4,795

See notes to (unaudited) financial statements.

ADAGIO ACQUISITION I, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)

			Cumulative
		Period From	Period From
	For the Six	April 22, 2005	April 22, 2005
	Months	(Inception)	(Inception)
	Ended	Through	Through
	June 30, 2006	June 30, 2005	June 30, 2006

Cash Flows from Operating Activities
Net (Loss)	$(20,783)	$(12,500)	$(45,061)

Adjustments to reconcile Net (Loss) to
net cash used in operating activities:
Decrease (increase) in prepaid expenses	6,250	-	(3,125)
Increase in accounts payable and accrued liabilities	10,575	-	13,915
Net cash used in operating activities:	(3,958)	-	(34,271)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	50,000	50,000

Net Increase (decrease) in Cash and Cash Equivalents	(3,958)	37,500	15,729

Cash and Cash Equivalents - beginning	19,687	-	-

Cash and Cash Equivalents - end	$15,729	$37,500	$15,729

Supplemental disclosures of noncash financing activities:

Repurchase of treasury stock	$144	$-	$144
Due to stockholder	(144)	-	(144)

	$-	$-	$-

See notes to (unaudited) financial statements.

Adagio Acquisition I, Inc.

A Development Stage Company
Notes to Unaudited Financial Statements

1.	Development Stage Company

Adagio Acquisition I, Inc., a development stage company (the “Company”), was incorporated in the name of Scimitar Acquisition I, Inc., in the State of Delaware on April 22, 2005. The Company changed its name to Adagio Acquisition I, Inc. on May 25, 2005. The Company’s efforts to locate an operating company with which to merge will be focused principally on alternative energy companies. Companies in this category include, but are not limited to, those involved with fuel cells, wind turbines, solar power, and biomass fuel.

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

Adagio Acquisition I, Inc.

A Development Stage Company
Notes to Unaudited Financial Statements

e.	Fair Value of Financial Instruments - The carrying value of current assets and current liabilities approximate fair value due to their short-term nature.

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

On June 26, 2006, the Company redeemed 1,440,000 shares of common stock, par value $.0001 per share (the “Common Stock”) from its sole stockholder William P. Dioguardi, our sole officer and director, for an aggregate purchase price of $144, pursuant to a Redemption Agreement. The purchase price is due to the stockholder at June 30, 2006.

4. Related Party Transactions

The Company utilizes the office space and equipment of an affiliate of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

Adagio Acquisition I, Inc.

A Development Stage Company
Notes to Unaudited Financial Statements

5.	Private Placement

The Company is seeking to raise between $1.0 million and $3.0 million in a private placement (the “Offering”) of shares (the “Shares”) of Common Stock, on a reasonable efforts basis with the assistance of a placement agent. The Company is offering a minimum of 200,000 Shares and a maximum of 600,000 Shares, at a per share price of $5.00. The minimum investment is 3,000 Shares or $15,000. The Company plans to use the net proceeds of the Offering as working capital and as potential capital to be utilized by a company with which the Company may complete a business combination. In connection with the private placement, the Company is expected to agree, subject to certain terms and conditions, to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the resale of the Shares.

The Shares are expected to be issued to accredited investors under an exemption from the registration requirements of the Securities Act, and any purchasers would be prohibited from offering or selling the Shares purchased in the Offering in the absence of an effective registration statement or an applicable exemption from registration requirements.

In connection with the Offering, on June 27, 2006, the Company engaged a placement agent, pursuant to a placement agency agreement (the “Placement Agency Agreement”). Pursuant to the Placement Agency Agreement, the Company will pay the placement agent a fee equal to 10% of the aggregate gross proceeds received from the sale of the Shares sold in the Offering. Additionally, the Company will issue to the placement agent warrants to purchase such number of shares of Common Stock equal to 10% of the number of Shares sold in the Offering at an exercise price of $5.00, subject to adjustment under certain circumstances.

6.   Interim Financial Statements

The accompanying Interim Financial Statements of the Company as of June 30, 2006, for the three and six months then ended and for the period April 22, 2005 (Inception) to June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-KSB for the period April 22, 2005 (inception) through December 31, 2005. There have been no changes in significant accounting policies since December 31, 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. The Company has not realized any revenues from operations since April 22, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

William P. Dioguardi, President, Secretary and sole director of the Company, has announced that the Company’s efforts to locate an operating company with which to merge will be focused principally on alternative energy companies. Companies in this category include, but are not limited to, those involved with fuel cells, wind turbines, solar power, and biomass fuel.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 22, 2005 (inception) to June 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.
-------------------------------------------------
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

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.
-----------------------------
There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended June 30, 2006.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On June 26, 2006, the Company redeemed 1,440,000 shares of common stock, par value $.0001 per share (the “Common Stock”) from its sole stockholder William P. Dioguardi, our sole officer and director, for an aggregate purchase price of $144, pursuant to that certain Redemption Agreement (the “Redemption Agreement”), a copy of which is attached hereto as Exhibit 10.1. As of August 14, 2006, the Company has 60,000 shares of Common Stock issued and outstanding, all owned by Mr. Dioguardi.

The Company is seeking to raise between $1.0 million and $3.0 million in a private placement (the “Offering”) of shares (the “Shares”) of Common Stock, on a reasonable efforts basis with the assistance of a placement agent. The Company is offering a minimum of 200,000 Shares and a maximum of 600,000 Shares, at a per share price of $5.00. The minimum investment is 3,000 Shares or $15,000. The Company plans to use the net proceeds of the Offering as working capital and as potential capital to be utilized by a company with which the Company may complete a business combination. In connection with the private placement, the Company is expected to agree, subject to certain terms and conditions, to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the resale of the Shares.

The Shares are expected to be issued to accredited investors under an exemption from the registration requirements of the Securities Act, and any purchasers would be prohibited from offering or selling the Shares purchased in the Offering in the absence of an effective registration statement or an applicable exemption from registration requirements.

In connection with the Offering, on June 27, 2006, the Company engaged a placement agent, pursuant to a placement agency agreement (the “Placement Agency Agreement”). Pursuant to the Placement Agency Agreement, the Company will pay the placement agent a fee equal to 10% of the aggregate gross proceeds received from the sale of the Shares sold in the Offering. Additionally, the Company will issue to the placement agent warrants to purchase such number of shares of Common Stock equal to 10% of the number of Shares sold in the Offering at an exercise price of $5.00, subject to adjustment under certain circumstances.

2

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.
Exhibit	Description

*3.1	Certificate of Incorporation.

*3.2	Amendment to Certificate of Incorporation.

**3.3	By-laws.

**10.1	Redemption Agreement dated June 26. 2006.

**10.2	Placement Agency Agreement dated June 27, 2006.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quaterly Report on Form 10-QSB for the period ended June 30, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on November 8, 2005, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 29, 2006, and incorporated herein by this reference.

(b) Reports on Form 8-K.

Form 8-K filed on May 31, 2006.

Form 8-K filed on June 29, 2006.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAGIO ACQUISITION I, INC.

Date: August 16, 2006	By:	/s/ William P. Dioguardi
William P. Dioguardi
President

4