Form 10QSB
period 2006-09-30
ADAGIO ACQUISITION I, INC
filed 2006-11-14
CIK 1328999

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☒  No. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No. ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,000 shares of Common Stock, par value $.0001 per share, outstanding as of November 13, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

ADAGIO ACQUISITION I, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Condensed Balance Sheet
September 30, 2006 (unaudited)	F-1

Condensed Statements of Operations (unaudited)
Three and nine months ended September 30, 2006, the three months ended
September 30, 2005, the period from April 22, 2005 (Inception) to
September 30, 2005 and the cumulative period from April 22, 2005
(Inception) to September 30, 2006	F-2

Condensed Statement of Changes in Stockholder’s Equity (unaudited)
for the period April 22, 2005 (Inception) through September 30, 2006	F-3

Condensed Statements of Cash Flows (unaudited)
Nine months ended September 30, 2006, the period from
April 22, 2005 (Inception) to September 30, 2005 and the cumulative period
from April 22, 2005 (Inception) to September 30, 2006	F-4

Notes to Unaudited Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits and Reports on Form 8-K	2

Signatures	4

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

ADAGIO ACQUISITION I, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET (Unaudited)
September 30, 2006

ASSETS
Current Assets
Cash and cash equivalents	$2,650

Total Assets	$2,650

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$8,618
8,618

STOCKHOLDER'S DEFICIENCY
Preferred stock - $.0001 par value - 10,000,000 shares authorized;
-0- shares issued and outstanding	-
Common stock - $.0001 par value - 75,000,000 shares authorized;
1,500,000 shares issued and 60,000 shares outstanding	150
Additional paid-in capital	49,850
Deficit accumulated during the development stage	(55,824)
Treasury stock (at cost)	(144)

Total Stockholder's Deficiency	(5,968)

Total Liabilities and Stockholder's Deficiency	$2,650

See notes to unaudited financial statements

ADAGIO ACQUISITION I, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	Period From April 22, 2005 (inception) Through September 30, 2005	Cumulative Period From April 22, 2005 (inception) Through September 30, 2006

Net Sales	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

General and Administrative Expenses	(10,857)	(8,000)	(31,999)	(20,500)	(56,793)

Investment Income	94	331	453	331	969

Net Loss	$(10,763)	$(7,669)	$(31,546)	$(20,169)	$(55,824)

Basic and Diluted Loss Per Share	$(0.18)	$(0.01)	$(0.03)	$(0.02)	$(0.05)

Weighted Average Number of Common Shares Outstanding	60,000	1,500,000	988,352	1,129,630	1,121,101

See notes to unaudited financial statements

ADAGIO ACQUISITION I, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIENCY) (Unaudited)
FOR THE PERIOD APRIL 22, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2006
						Deficit
						accumulated
					Additional	during the			Stockholder's
	Preferred Stock		Common Stock		Paid-In-	Development	Treasury Stock		Equity
	Shares	Amount	Shares	Amount	Capital	Stage	Shares	Amount	(Deficiency)

Balance - April 22, 2005	-	$-	-	$-	$-	$-	-	$-	$-

Issuance of common stock			1,500,000	150	49,850				50,000

Net loss						(24,278)			(24,278)

Balance - December 31, 2005	-	$-	1,500,000	$150	$49,850	$(24,278)	-	$-	$25,722

Purchase of treasury stock							1,440,000	(144)	(144)

Net loss						(31,546)			(31,546)

Balance - September 30, 2006	-	$-	1,500,000	$150	$49,850	$(55,824)	1,440,000	$(144)	$(5,968)

See notes to unaudited financial statements

ADAGIO ACQUISITION I, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30, 2006	Period from April 22, 2005 (inception) Through September 30, 2005	Cumulative Period from April 22, 2005 (inception) Through September 30, 2006

Cash flows from operating activities
Net Loss	$(31,546)	$(20,169)	$(55,824)

Adjustments to reconcile net loss to
net cash used in operating activities:
Decrease in prepaid expenses	9,375	-	-
Increase in accounts payable and accrued expenses	5,278	8,000	8,618
Net cash used in operating activities:	(16,893)	(12,169)	(47,206)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	50,000	50,000
Purchase of treasury stock	(144)	-	(144)
Net cash provided by (used in) financing activities:	(144)	50,000	49,856

Net (decrease) increase in cash and cash equivalents	(17,037)	37,831	2,650

Cash and cash equivalents - beginning of period	19,687	-	-

Cash and cash equivalents - end of period	$2,650	$37,831	$2,650

See notes to unaudited financial statements

Adagio Acquisition I, Inc.

A Development Stage Company
Notes to Unaudited Financial Statements
September 30, 2006

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

2.	Summary of Significant Accounting Policies

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies follow:

a.
Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Adagio Acquisition I, Inc.

A Development Stage Company
Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

f.
New Accounting Pronouncement - In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

As a result, the Company incurred accumulated net losses from April 22, 2005 (inception) through the period ended September 30, 2006 of $55,824. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

4. Equity Securities

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

Adagio Acquisition I, Inc.

A Development Stage Company
Notes to Unaudited Financial Statements (continued)

4. Equity Securities (continued)

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

6. Income Taxes

The Company has approximately $22,000 in gross deferred tax assets at September 30, 2006 resulting from capitalized start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the three months ended September 30, 2006 and 2005, the nine months ended September 30, 2006 and the period from April 22, 2005 (inception) through September 30, 2006 and 2005. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

7. Private Placement

The private placement offering described in our Form 10-QSB for the period ending June 30, 2006 terminated on October 25, 2006, and there were no securities sold pursuant to such offering.

Adagio Acquisition I, Inc.

A Development Stage Company
Notes to Unaudited Financial Statements (continued)

8. Interim Financial Statements

The accompanying Interim Financial Statements of the Company as of September 30, 2006, the three months ended September 30, 2006 and 2005, for the nine months ended September 30, 2006 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 22, 2005 (inception) to September 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2006.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On June 27, 2006, the Company began an offering of securities, seeking to raise between $1.0 million and $3.0 million in a private placement (the “Offering”) of shares (the “Shares”) of common stock, on a reasonable efforts basis with the assistance of a placement agent, which was engaged pursuant to a placement agency agreement. On September 20, 2006, prior to the expiration of the Offering on September 25, 2006, the Company and the placement agent agreed to extend the Offering for an additional 30 days, distributed a supplement to the original private placement memorandum dated June 27, 2006 and amended the placement agency agreement. However, as of October 25, 2006, the minimum amount had not been raised, and the Offering expired without a closing on any funds or the issuance of any securities.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation.
*3.2	Amendment to Certificate of Incorporation.
**3.3	By-laws.
**10.1	Redemption Agreement dated June 26, 2006.
**10.2	Placement Agency Agreement dated June 27, 2006.
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006.
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

2

*	Filed as an exhibit to the Company's registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on November 8, 2005, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 29, 2006, and incorporated herein by this reference.

(b) Reports on Form 8-K.

Form 8-K filed on September 21, 2006.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006	ADAGIO ACQUISITION I, INC.

	By:	/s/ William P. Dioguardi William P. Dioguardi President

4